Form 10QSB
period 2001-09-30
PROVIDENCE CAPITAL VI INC
filed 2001-12-04
CIK 1110043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2001

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

Common Stock, No Par Value - 1,700,000 shares as of September 30, 2001.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS
                                    (UNAUDITED)
                  THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                       AND THE PERIOD FROM NOVEMBER 24, 1999
                     (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET

                                      ASSETS

                                          September 30, 2001   December 31, 2000
                                              (Unaudited)         (Audited)


      TOTAL ASSETS                           $          0   $        0


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                           $      1,000   $    1,000
  Loans from officers                              20,275       18,675
    Total current liabilities                      21,275       19,675

Stockholders' deficit:
  Common stock, $.001 par value;
   50,000,000 shares authorized,
    1,700,000 shares issued and
     outstanding                             $      1,700        1,700
  Paid in capital                                   4,760        4,760
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
    no shares outstanding
  Deficit accumulated during the
   development stage                              (27,735)     (26,135)

      Total stockholders' deficit                 (21,275)     (19,675)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                 $          0   $        0

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)
                  THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
            AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                TO SEPTEMBER 30, 2001

                        Three Months      Nine Months     November 24, 1999
                           Ended             Ended         (Inception) to
                        September 30,    September 30,    September 30, 2001

                      2001       2000   2001      2000

Revenue               $     0  $     0  $     0   $     0     $      0

Expenses:
  Professional fees     1,000      850    2,600     6,021       24,946
  Organization costs                                             2,789
      Total expenses    1,000      850    2,600     6,021       27,735

Net loss              $(1,000) $  (850) $(2,600)  $(6,021)    $(27,735)

Loss Per Common Share $  (.00) $  (.00) $  (.00)  $  (.00)    $   (.02)

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' DEFICIT
                                    (UNAUDITED)
                   THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                               TO SEPTEMBER 30, 2001

                                         Common
                                         Stock         Additional
                                                         Paid in
                                    Shares    Amount     Capital    Deficit

Balance at November 24, 1999             0    $      0 $       0    $       0

Issuance of common stock:
  Stock issued for services
   rendered at inception           734,000         734
  Additional paid in capital                               2,055

Net loss for the period from
 November 24, 1999 through
 December 31, 1999                                                    (18,414)

Balance at December 31, 1999       734,000         734     2,055      (18,414)
 Stock issued for services
  rendered                         966,000         966
 Additional paid in capital                                2,705

Net loss for the three months
 ended March 31, 2000                                                    (900)

Balance at March 31, 2000        1,700,000       1,700     4,760      (19,314)

Net loss for the three months
 ended June 30, 2000                                                   (4,271)

Balance at June 30, 2000         1,700,000       1,700     4,760      (23,585)

Net loss for the three months
 ended September 30, 2000                                                (850)

Balance at September 30, 2000    1,700,000       1,700     4,760      (24,435)

Net loss for the three months
 ended December 31, 2000                                                 (700)

Balance at December 31, 2000     1,700,000       1,700     4,760      (25,135)

Net loss for the three months
 ended March 31, 2001                                                  (1,000)

Balance at March 31, 2001        1,700,000       1,700     4,760      (26,135)

Net loss for the three months
 ended June 30, 2001                                                     (600)

Balance at June 30, 2001         1,700,000       1,700     4,760      (26,735)

Net loss for the three months
 Ended September 30, 2001                                              (1,000)

Balance at September 30, 2001    1,700,000      $1,700    $4,760      $27,735

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                          PROVIDENCE CAPITAL VI, INC.
                         (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
           AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                            TO SEPTEMBER 30, 2001


                                           Three Months      Nine Months     November 24, 1999
                                              Ended             Ended         (Inception) to
                                           September 30,    September 30,    September 30, 2001

                                          2001     2000     2001     2000

Cash flows from operating activities:
  Net loss                                $(1,000) $  (850) $(2,600) $(6,021)  $(27,735)
  Adjustments to reconcile net loss to
   net cash provided by operating
    activities:
  Services performed for stock                                         3,671      6,460
  Increase in accounts payable                400      250      300      850      1,000
      Net cash provided by
       operating activities                  (600)    (600)  (2,300)  (1,500)   (20,275)

Cash flows from financing activities:
  Increase in loan from officers              600      600     2,300   1,500     20,275
  Net cash provided by
   financing activities                       600      600     2,300   1,500     20,275

Increase in cash and cash equivalents           0        0         0       0          0

Cash and cash equivalents,
 beginning of period                            0        0         0       0          0

Cash and cash equivalents,
 end of period                            $     0   $    0   $     0  $    0   $      0


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                SEPTEMBER 30, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Development Stage Operations

     Providence Capital VI, Inc. (a Development Stage Company) (the Company) was incorporated on November 24, 1999, in the State of Colorado. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. On August 21, 2001 the Company's Shareholders approved the merger of the Company into a Delaware Company with the same name, however the merger was not finalized as of September 30, 2001. The Company has had no significant business activity to date. The Company has selected the calendar year as its fiscal year. Costs associated with organization have been expensed in accordance with SOP 98-5.

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

(CONTINUED)

                           PROVIDENCE CAPITAL VI, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

3.   RELATED PARTY TRANSACTIONS

Of the $20,275 of the loan from officers, $15,625 was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company. The balance was for other professional services paid by the officers.

As described in Footnote #2 the Company issued common stock for services provided by related parties that are valued at their fair market value of $6,460.


4.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At September 30, 2001, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $     8,300
     Valuation allowance                           ( 8,300)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0

The components of the income tax provision (benefit) consisted of the following for the three months ended September 30, 2001 and 2000, the nine months ended September 30, 2001 and 2000, and from November 24, 1999 (inception) to September 30, 2001.

                        Three Months        Nine Months       November 24, 1999
                           Ended               Ended           (Inception) to
                        September 30,      September 30       September 30, 2001

                      2001       2000      2001      2000

Current               $     0    $     0   $     0   $     0    $      0
Deferred               (1,000)    (1,200)   (2,000)   (4,200)     (8,300)
Tentative tax
 provision (benefit)   (1,000)    (1,200)   (2,000)   (4,200)     (8,300)
Change in valuation
 Allowance              1,000      1,200     2,000     4,200       8,300
   Net income tax
   Provision (benefit)$     0    $     0   $     0   $     0    $      0

     The Company has a net operating and economic loss carryforward of approximately $27,700 available to offset future federal and state taxable income through 2020 as follows:

     Year of Expiration                        Amount

     2019                                      $    18,400
     2020                                      $     9,300

                           PROVIDENCE CAPITAL VI, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                SEPTEMBER 30, 2001

5. SUBSEQUENT EVENT

	An initial non-binding agreement has been entered into with the eLiberation, Inc. dated May 16, 2001 in which Providence Capital VI, Inc. shall acquire all of the issued and outstanding interests of eLiberation, Inc. from its shareholders on the closing date. The parties have extended the closing date of this agreement indefinitely.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           PROVIDENCE CAPITAL VI, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 2001

                      =====================================
                      NINE MONTHS ENDING SEPTEMBER 30, 2001
                      =====================================

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

     The Balance Sheet as of 09/30/2001 reflects $0.00 assets and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $27,735. The Company has also incurred a net loss to date of $27,735.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2001 through September 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

             None

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


                                           PROVIDENCE CAPITAL VI, INC.

                                           Nadeau & Simmons, P.C.

DATE: December 3, 2001                     By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent