Form 10KSB
period 2001-12-31
PROVIDENCE CAPITAL VI INC
filed 2002-07-30
CIK 1110043

                                   FORM 10-KSB

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

     DECEMBER 31, 2001

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


  735 Broad Street, Suite 218
     Chattanooga, Tennessee                               37402
(Address of principal executive offices)               (Zip Code)


                   Issuer's telephone number:   (423) 265-5062


                             NADEAU & SIMMONS, P.C.
                                 56 PINE STREET
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

The aggregate market value of the 200,000 shares of Common Stock held by non-affiliates was $0.00 as of December 31, 2001. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of December 31, 2001, 1,700,000 shares of the issuer's Common
Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are following by reference into the registration statement:

(a)-1. Providence's Form 10-QSB, filed December 4, 2001 for the quarter ending September 30, 2001;

       Providence's Form 10-QSB, filed August 15, 2001 for the quarter ending June 30, 2001;

       Providence's Form 10-QSB, filed May 15, 2001 for the quarter ending March 31, 2001;

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

Transitional Small Business Disclosure Format:  Yes [ ]     No [X]



                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS


                           FORWARD-LOOKING INFORMATION

This Form 10-KSB contains certain forward-looking statements within the meaning of the federal securities laws. When used in our documents or in any oral presentation, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions are intended to identify forward-looking statements. They also include statements containing a projection of revenues, earnings (loss), capital expenditures, dividends, capital structure or other financial terms. Certain statements regarding the following particularly are forward-looking in nature:

     o    our business strategy;

     o    our management capabilities;

     o    projected acquisitions or joint ventures; and

     o    projected capital expenditures.

The forward-looking statements in this Form 10-KSB are based on our management's beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial position to differ materially from expectations are:

     o general volatility of the capital markets and the market price of our shares;

     o changes in the interest rates or the general economy of the markets in which we operate;

     o our ability to identify and complete acquisitions and successfully integrate the businesses we acquire;

     o disruption in the economic and financial conditions primarily from the impact of recent terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events;

     o    changes in the demand for our services;

     o    the degree and nature of our competition; and

     o the other factors referenced in this prospectus, including, without limitation, under the "Risk Factors" section.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this prospectus might not occur, we qualify any and all of our forward-looking statements entirely by these cautionary factors.

General

History and Operations

The Company was incorporated under the laws of the State of Colorado on November 29, 1999, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at developing its business plan. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

Regulation of "Blank Check" Companies

The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

Regulation of "blank check" companies by the State of Colorado mirrors, to a large extent, the regulation thereof by the SEC The State of Colorado has adopted legislation based upon Section 21E of The Private Securities Litigation Reform Act of 1995. The Act provides a safe harbor for issuers regarding certain forward-looking statements, but specifically excludes from the safe harbor issuers making statements in connection with an offering of securities of a blank check company. Colorado has also adopted an amended Rule 504, made effective August 13, 1992 as part of the Commission's Small Business Initiatives. The amended Rule 504 exempts from registration certain offerings up to $1,000,000. Notably, "blank check" or "development stage" companies are excluded from this exemption also.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

Search for Business Opportunity

The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital available through loans by its officers and directors, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company's officers and directors have previously been involved in transactions involving a merger between an established company and a shell entity, and have a number of contacts within the field of corporate finance.
As a result, they have had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by a shell company.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.
The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on a stock exchange. The Company anticipates that the business opportunities presented to it will:

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

Potential Consequences of Business Combination

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

In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity. In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.
It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its donee stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Colorado law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, who are not professional business analysts. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

The Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the SEC.

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5.     The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of our officers and directors' limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the officers and directors' limited financial resources and management expertise. The Company does not intend to raise any operating capital by implementing private placements of restricted stock and/or public offerings of its common stock.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of SEC regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total shareholder's equity of at least $5,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

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

Under Colorado law, the stockholders of a corporation are not entitled to vote with respect to a stock issuance transaction that does not involve a statutory merger, even if the transaction will result in a change in control. We presently intend to structure a business combination as an exchange of stock in our company for the assets or outstanding stock of a target. Since we do not intend to conduct a statutory merger or share exchange with a target, we do not intend to seek prior stockholder approval of the terms of a proposed business combination.

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

Operating within the parameters of Rule 145 of the Securities Act, the Company may attempt to rely on any of the following exemptions from registration under the Act:

	1. Section 4(2) of the Act;
	2. Section 4(6) of the Act;
	3. Section 3(a)1/ Rule 147 of the Act;
	4. Section 3(a)(10) of the Act;
	5. Rule 504, Regulation D of the Act;
	6. Rule 505, Regulation D of the Act; and
	7. Rule 506, Regulation D of the Act.

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

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process. Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more capital available than does the Company.

We will remain an insignificant player among the firms that engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with a large number of other small public, blank check companies located throughout the United States.

Valuation of Targets

Our board of directors intends to apply established metrics that are generally used in the financial community to determine the value of a target and negotiate the terms of a business combination. Our board of directors will ordinarily begin its evaluation of a target using the following objective factors, among others:

     o    The target's actual and projected sales.

     o    The target's actual and projected results of operations.

     o    The target's actual and projected cash flows.

     o    The historical book value of the target's assets.

     o    The historical accounting policies used by the target.

In most cases, our board of directors will also consider a variety of subjective factors that can have a positive or negative impact on valuation decisions, including:

     o    Overall competitive conditions in the target's industry.

     o    The target's competitive position within its industry.

     o    The relative risks of the target's development plans.

     o    The market capitalization of similarly situated public companies.

     o The relative strengths and weaknesses of the target, compared with similarly situated public companies.

Based on their analysis, our board of directors will reach a conclusion concerning the fair market value of a target. It will then attempt to negotiate a business combination that maximizes stockholder value. The board of directors may retain independent experts to assist in the evaluation of a target but it is not required to do so.

The valuation of a prospective target is an inherently subjective process that is subject to a substantial degree of risk and uncertainty. Our officers and directors are not experts in investment banking or the evaluation of businesses. We can give you no assurance that our officers and directors will be able to accurately assess the fair market value of a particular target. We can give you no assurance that our officers and directors will be able to negotiate a business combination on terms that are advantageous to our stockholders. If a business combination is concluded, we can give you no assurance that the stock of the combined companies will ever achieve a market price that is in line with the value determined by our board of directors.

Finders' Fees

We will have no cash resources that can be used to pay finders' fees. Moreover, the shares to be issued in connection with the business combination and founders' shares are the only shares of stock that will be available in connection with a transaction. If cash finders' fees are paid, they will reduce the cash resources of the combined companies. If stock-based finders' fees are paid, they will reduce the number of shares that would otherwise be allocated to the owners of a target. Under these circumstances, we believe the owners of the target should make all decisions respecting the payment of finders' fees. Therefore, we will not agree to pay any finder's fees or similar compensation without the consent of the target.

We will not pay finders' fees, commissions or similar compensation to any of our officers or their respective affiliates. We will not pay any finders' fees, commissions or similar compensation to persons who are not duly licensed broker-dealers without first obtaining an opinion of qualified legal counsel that such registration is not required under circumstances. The prospectus for our reconfirmation offering will include detailed disclosure of all agreements involving the direct or indirect payment of finders' fees, commissions or similar compensation.

No Right to Approve Specific Terms

We do not intend to provide information to our stockholders regarding the potential targets being considered by our management. Our officers and directors will have the executive and equity voting power to unilaterally approve all corporate actions until we negotiate a business combination. As a result, investors in this offering will have no effective voice in decisions made by our management and will be entirely dependent on our management's judgment in the selection of a target and the negotiation of the specific terms of a business combination.

Under Colorado law, the stockholders of a corporation are not entitled to vote with respect to a stock issuance transaction that does not involve a statutory merger, even if the transaction will result in a change in control. We presently intend to structure a business combination a voluntary exchange of stock in our Company for the assets or outstanding stock of a target. Since we do not intend to conduct a statutory merger or share exchange with a target, we do not intend to seek prior stockholder approval of the terms of a proposed business combination.

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


                        ITEM 2.  DESCRIPTION OF PROPERTY

Administrative Offices

The Company currently maintains an office and mailing address at 735 Broad Street, Suite 218, Chattanooga, Tennessee 37402. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain additional offices at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (423) 265-5062.


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


                       ITEM 6. SELECTED FINANCIAL DATA

Not applicable

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR
                              PLAN OF OPERATION

General

We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the SEC upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to ensure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Our officers and shareholders have verbally agreed that they will advance to the Company certain additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. These will primarily consist of services rendered, specifically SEC compliance and the due diligence required as a condition precedent to any business combination. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. Such repayment will in no way be a condition to the selection of a target company. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

Present Financial Condition

We were incorporated in the State of Colorado on November 29, 1999. Our founders purchased 1,700,000 shares of our common stock at a value of $0.001, for services rendered in connection with the organization of our Company. They also agreed to pay all organization costs from their personal funds.

While we incurred organization, operating and offering costs through December 31, 2001, our Company paid none of these costs. All costs were paid by our officers who will continue to do so until a business combination is completed on behalf of the Company.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2001, reflects a current asset value of $0.00, and a total asset value of $0.00.

Results of Operations

During the period from November 29, 1999 (inception) through December 31, 2001, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Act, as amended. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations

We intend to request a reasonable due diligence fee before we begin a detailed investigation into the affairs of a potential target. There can be no assurance that any potential target will be willing to pay a due diligence fee, or that any due diligence fees we receive will be sufficient to offset the out-of-pocket costs incurred.

We believe our officers and directors' cash resources will be adequate for our anticipated needs. Nevertheless, we may run out of money if a particular investigation requires significant technical expertise, or if we spend substantial amounts of money investigating a potential target and then determine that the potential target is not suitable.

While we have the corporate power to borrow money, credit is not likely to be available. Our officers and directors have no duty to loan money to our Company. If they cease loaning money, and we are unable to obtain additional financing, we will be forced to abandon our business and liquidate.

Need for Additional Financing

The Company believes that its officers and directors will assist the Company to meet the various cash needs, including the costs of compliance with the continuing reporting requirements of the 1934 Act, as amended, for a period of approximately eighteen (18) months. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its officers and directors' loans will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that these available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis, except that Form 3 filings dated July 18-20, 2000, filed on behalf of officers, directors and affiliates of the Company, contained an incorrect number of shares. The mistake was due to oversight by the parties to the Form 3 filings and such mistake has been reconciled in subsequent Form 5 filings made on May 29, 2001. Such Form 5 filings reflect the inconsistency and set forth the correct number of shares held by the Company's officers, directors and affiliates.

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

The directors and executive officers currently serving the Company are as follows:


Name                        Age             Positions Held and
Tenure

Richard Nadeau, Jr.         45              President and Director since
                                            November 24, 1999

James R. Simmons            39              Vice President and Director since
                                            November 24, 1999

Mark T. Thatcher            37              Secretary and Director since
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

Other Public Shell Activities

The Company's President, Vice President and Secretary have also recently formed other shell companies, Providence Capital III, IV, VII and X. Each of the persons who is currently a shareholder in the Company is also a shareholder in these other shell companies.

Providence Capital III, IV, VII and X were formed November 24, 1999, and filed a registration statement on Form 10-SB which became effective on or about May 31, 2000 as a result of lapse of time. There is not currently a market for resale of the outstanding shares of Providence Capital III, IV, VII and X.

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

The Company's sole officers and directors will promote all five (5) "blank check" entities noted above and will use the vehicles in an ascending selection from Providence Capital III, Inc. to Providence Capital X, Inc. to justify placing a particular privately held entity into one of the "blank check" entities. Therefore, the first privately held entity that elects to consummate an acquisition or merger with one of the Providence Capital entities will be provided with Providence Capital III, Inc. Management does not intend to promote any other "blank check" entities until business combination transactions are completed on behalf of all five (5) Providence Capital entities.

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

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as of December 31, 2001, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                               Common Shares Owned

Name and Address               Number of              Percent of
                               Shares Owned           Class Owned
                               Beneficially

Richard Nadeau, Jr.            250,000(1)             16.67%
56 Pine Street
Providence, RI 02903

James R. Simmons               250,000(1)             16.67%
56 Pine Street
Providence, RI 02903

Mark T. Thatcher               250,000(1)             16.67%
56 Pine Street
Providence, RI 02903

James H. Brennan, III          250,000(1)             16.67%
735 Broad Street, Suite 218
Chattanooga, TN 37402

Doug Dyer                      250,000(1)             16.67%
735 Broad Street, Suite 218
Chattanooga, TN 37402

Gerard Werner                  250,000(1)             16.67%

All directors and executive
officers as a group
(3 persons)                    750,000(1)             50.00%


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

With respect to financial and other information relating to PROVIDENCE CAPITAL, Nadeau & Simmons, P.C., whose address is 56 Pine Street, Providence, Rhode Island 02903 will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, NW, Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, PROVIDENCE CAPITAL will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, to be filed with the Commission. Any such requests should be directed to the President of PROVIDENCE CAPITAL, address 56 Pine Street, Providence, Rhode Island 02903.

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


    (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the 2001 fiscal year.

     None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PROVIDENCE CAPITAL VI, INC.

By:  /s/ Richard Nadeau, Jr.

________________________________
RICHARD NADEAU, JR.,
Chairman and President

Date: July 29, 2002

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


SIGNATURE             TITLE                 DATE
- -----------------------------------------------------------

/s/ James R. Simmons    Director              July 29, 2002

/s/ Mark T. Thatcher    Director, Secretary   July 29, 2002


                          PROVIDENCE CAPITAL VI, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     AND THE PERIOD FROM NOVEMBER 24, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                 Cayer Prescott
                                Clune Chatellier
                          CERTIFIED PUBLIC ACCOUNTANTS
                              BUSINESS CONSULTANTS

                           Providence, Rhode Island

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Providence Capital VI, Inc.
(A Development Stage Company)

     We have audited the accompanying balance sheet of PROVIDENCE CAPITAL VI, INC. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 for the period from November 24, 1999 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PROVIDENCE CAPITAL VI, INC. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the periods from November 24, 1999 to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise and has focused its efforts on the raising of capital and acquiring existing businesses through merger or acquisition . The Company has not yet commenced its principal operations. Accordingly, the Company has no operating history, which raises substantial doubt about its ability to continue as a going concern as discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/CAYER PRESCOTT CLUNE & CHATELLIER, LLP

Providence, Rhode Island
May 16, 2002

                           PROVIDENCE CAPITAL VI, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                      ASSETS



      TOTAL ASSETS                                                 $         0

                        LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                                                 $     1,000
  Loan from officers                                                    20,275
      Total current liabilities                                         21,275

Stockholders' deficit:
  Common stock, $.001 par value; 50,000,000 shares authorized,
   1,700,000 shares issued and outstanding                               1,700
  Paid in capital                                                        4,760
  Preferred stock, $.001 par value, 50,000,000 shares authorized, no shares outstanding
  Deficit accumulated during the development stage                     (27,735)
      Total stockholders' deficit                                      (21,275)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $         0

SEE NOTES TO FINANCIAL STATEMENTS.

                           PROVIDENCE CAPITAL VI, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
           AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2001


                                                 Year                November 24, 1999
                                                 Ended                 (Inception) to
                                              December 31,           December 31, 2001

                                          2001           2000

Revenue                                   $          0   $         0    $         0

Expenses:
  Professional fees                              2,600         6,721         24,946
  Organization costs                                                          2,789
      Total expenses                             2,600         6,721         27,735

Net loss                                  $     (2,600)  $    (6,721)   $   (27,735)

Basic Loss Per Common Share               $       (.00)  $      (.00)

Fully Diluted Loss Per Common Share       $       (.00)  $      (.00)

SEE NOTES TO FINANCIAL STATEMENTS.


                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
           AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                               TO DECEMBER 31, 2001


                                         Common
                                         Stock         Additional
                                                         Paid in
                                    Shares    Amount     Capital    Deficit    Total

Balance at November 24, 1999             0    $      0 $       0    $       0  $       0

Issuance of common stock:
  Stock issued for services
   rendered at inception           734,000         734                               734
  Additional paid in capital                               2,055                   2,055

Net loss for the period from
 November 24, 1999 through
 December 31, 1999                                                    (18,414)   (18,414)

Balance at December 31, 1999       734,000         734     2,055      (18,414)   (15,625)
 Stock issued for services
  rendered                         966,000         966                               966
 Additional paid in capital                                2,705                   2,705

Net loss for the year
 ended December 31, 2000                                                 (700)      (700)

Balance at December 31, 2000     1,700,000       1,700     4,760      (25,135)   (18,675)

Net loss for the year ended
 December 31, 2001                                                     (2,600)    (2,600)

Balance at December 31, 2001     1,700,000      $1,700    $4,760     $(27,735)  $(21,275)

SEE NOTES TO FINANCIAL STATEMENTS.


                         PROVIDENCE CAPITAL VI, INC.
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2001 AND 2000
         AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                            TO DECEMBER 31, 2001



                                                     Year                    November 24, 1999
                                                     Ended                     (Inception) to
                                                  December 31,               December 31, 2001

                                              2001            2000

Cash flows from operating activities:
  Net loss                                    $     (2,600)  $      (6,721)   $      (27,735)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Services performed for stock                                       3,671             6,460
  Increase (decrease) in accounts payable              300         (14,925)            1,000
      Net cash used by operating activities         (2,300)        (17,975)          (20,275)

Cash flows from financing activities:
  Increase in loan from officers                     2,300          17,975            20,275
      Net cash provided by
       financing activities                          2,300          17,975            20,275

Increase in cash and cash equivalents                    0               0                 0

Cash and cash equivalents,
 beginning of period                                     0               0                 0

Cash and cash equivalents, end of period      $          0   $           0    $            0

SEE NOTES TO FINANCIAL STATEMENTS.


                          PROVIDENCE CAPITAL VI, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Development Stage Operations

     Providence Capital VI, Inc. (a Development Stage Company) (the Company) was incorporated on November 24, 1999, in the State of Colorado. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. On August 21, 2001, shareholders approved the merger of the Company into a Delaware company with the same name. However, the merger is not closed as of December 31, 2001 and is currently being extended indefinitely. The Company has had no significant business activity to date. Costs associated with organization have been expensed in accordance with SOP 98-5.


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

Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations," which supercedes Accounting Principles Board ("APB")
Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. The implementation of this standard had no impact on the Company's results of operations and financial position.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets,"
Which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. The implementation of this standard had no impact on the Company's results of operations and financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-
Lived Assets for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reporting in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of this standard had no impact on the Company's results of operations and financial position.

Earnings Per Share

     During 2001, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which requires presentation of basic Earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing net income by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

     The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

     The shares used in the computation are as follows:


                                 December 31, 2001       December 31, 2000

     Basic EPS                           1,700,000               1,257,250
     Diluted EPS                         1,700,000               1,257,250

(CONTINUED)

                           PROVIDENCE CAPITAL VI, INC.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


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

     On June 15, 2000, the Company issued nine hundred sixty-six thousand (966,000) shares of its $.001 par value common stock for services, rendered by related parties, valued at their fair market value of $3,671. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act.

     The Company authorized 50,000,000 shares of Series A convertible preferred stock with a par value of $.001 per share. Currently, there are no preferred shares outstanding. Each share of preferred stock can be converted into one share of common stock and each share is entitled to one vote, voting together with the holders of shares of common stock.


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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carryforwards. At December 31, 2001, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                                         $    8,300
     Valuation allowance                                            (8,300)

	 Net deferred tax assets recognized on the accompanying
	   balance sheets                                         $        0

(CONTINUED)

                          PROVIDENCE CAPITAL VI, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

4.     INCOME TAXES (Continued)

     The components of the income tax provision (benefit) consisted of the following for the years ended December 31, 2001 and 2000 and the period from November 24, 1999 (inception) to December 31, 2001:

                                                               November 24, 1999
                                         Year Ended             (Inception) to
                                         December 31,          December 31, 2001

                                      2001           2000

Current                               $          0   $      0   $         0
Deferred                                      (800)    (2,000)       (8,300)
Tentative tax provision (benefit)             (800)    (2,000)       (8,300)
Change in valuation allowance                  800      2,000         8,300
  Net income tax provision (benefit)  $          0   $      0   $         0


     The Company has a net operating and economic loss carryforward of approximately $27,700 available to offset future federal and state taxable income through 2016 as follows:

     Year of Expiration                     Amount

     2014                                   $ 18,400
     2015                                   $  6,700
     2016                                   $  2,600


5.	GOING CONCERN

     The Company has been in the development stage since its inception in 1999 to present and has incurred substantial cumulative losses from its inception through December 31, 2001 amounting to $27,735. The Company's ability to meet its future obligations is dependent upon its ability to raise capital and close on the anticipated acquisition of eLiberation Corporation as discussed in Note 6 and 7. These factors raise doubt about the Company's ability to continue as a going concern. The shareholders believe that the necessary capital and the acquisition of eLiberation Corporation will take place on or after July 2002 and will provide for the Company to continue as a going concern.


6.	LETTER OF INTENT

     An initial non-binding agreement has been entered into with eLiberation Corporation dated May 16, 2001 in which Providence Capital VI, Inc.
shall acquire all of the issued and outstanding interests of eLiberation Corporation from its shareholders on the closing date.

(CONTINUED)

                          PROVIDENCE CAPITAL VI, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

7.	SUBSEQUENT EVENT

     Currently, the Company and eLiberation Corporation are anticipating funding in the amount of $2.5 million from Broad Street Capital Partners I, L.P. The closing date for the transfer of the funds is scheduled for July 2002. As soon as the funding for eLiberation Corporation is finalized, the acquisition of eLiberation Corporation by Providence Capital VI, Inc. will close soon after.

(CONCLUDED)