Form 10QSB
period 2002-03-31
PROVIDENCE CAPITAL VI INC
filed 2002-07-31
CIK 1110043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2002

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

Common Stock, No Par Value - 1,700,000 shares as of March 31, 2002.


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS
                                    (UNAUDITED)
                     THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                       AND THE PERIOD FROM NOVEMBER 24, 1999
                       (DATE OF INCEPTION) TO MARCH 31, 2002

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                                   BALANCE SHEETS

                                      ASSETS

                                             March 31, 2002   December 31, 2001
                                              (Unaudited)         (Audited)


      TOTAL ASSETS                           $          0   $        0


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                           $      1,000   $    1,000
  Loans from officers                              20,275       20,275
    Total current liabilities                      21,275       21,275

Stockholders' deficit:
  Common stock, $.001 par value;
   50,000,000 shares authorized,
    1,700,000 shares issued and
     outstanding                             $      1,700        1,700
  Paid in capital                                   4,760        4,760
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
    no shares outstanding
  Deficit accumulated during the
   development stage                              (27,735)     (27,735)

      Total stockholders' deficit                 (21,275)     (21,275)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                 $          0   $        0

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
            AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                TO MARCH 31, 2002


                             Three Months           November 24, 1999
                                Ended                (Inception) to
                               March 31,              March 31, 2002

                            2002         2001              2002

Revenue                   $     0     $       0     $      0

Expenses:
  Professional fees                       1,000       24,946
  Organization costs                                   2,789
      Total expenses                      1,000       27,735

Net loss                  $     0     $  (1,000)    $(27,735)

Basic Loss
Per Common Share           $  (.00)   $    (.00)

Fully Diluted Loss Per
Common Share               $  (.00)   $    (.00)

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                    THREE MONTHS ENDED MARCH 31, 2002 AND 2001
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                TO MARCH 31, 2002

                                         Common
                                         Stock         Additional
                                                         Paid in
                                    Shares    Amount     Capital    Deficit    Total

Balance at November 24, 1999             0    $      0 $       0    $       0  $       0

Issuance of common stock:
  Stock issued for services
   rendered at inception           734,000         734                               734
  Additional paid in capital                               2,055                   2,055

Net loss for the period from
 November 24, 1999 through
 December 31, 1999                                                    (18,414)   (18,414)

Balance at December 31, 1999       734,000         734     2,055      (18,414)   (15,625)
 Stock issued for services
  rendered                         966,000         966                               966
 Additional paid in capital                                2,705                   2,705

Net loss for the year ended
 December 31, 2000                                                     (6,721)    (6,721)

Balance at December 31, 2000     1,700,000       1,700     4,760      (25,135)   (18,675)

Net loss for the three months
 ended March 31, 2001                                                  (1,000)    (1,000)

Balance at March 31, 2001        1,700,000       1,700     4,760      (26,135)   (19,675)

Net loss for the nine months
 ended December 31, 2001                                               (1,600)    (1,600)

Balance at December 31, 2001     1,700,000       1,700     4,760      (27,735)   (21,275)

Net loss for the three months
 ended March 31, 2002                                                                  0

Balance at March 31, 2002        1,700,000      $1,700    $4,760     $(27,735)  $(21,275)

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS


                          PROVIDENCE CAPITAL VI, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
           AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                               TO MARCH 31, 2002


                                            Three Months         November 24, 1999
                                               Ended              (Inception) to
                                             March 31,            March 31, 2002

                                         2002         2001

Cash flows from operating activities:
  Net loss                                $      0    $  (1,000)  $(27,735)
  Adjustments to reconcile net loss to
   net cash provided by operating
    activities:
  Services performed for stock                                       6,460
  Increase in accounts payable                              300      1,000
      Net cash  used by
       operating activities                     (0)        (700)   (20,275)

Cash flows from financing activities:
  Increase in loan from officers                            700     20,275
  Net cash provided by
   financing activities                          0          700     20,275

Increase in cash and cash equivalents            0            0          0

Cash and cash equivalents,
 beginning of period                             0            0          0

Cash and cash equivalents,
 end of period                            $      0    $       0   $      0


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                  MARCH 31, 2002

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

Basis of Presentation

	The financial information included herein is unaudited; however, the information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, stockholders' deficit, and cash flows for the interim periods.

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

(CONTINUED)

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                  MARCH 31, 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)

	In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reporting in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of this standard had no impact on the Company's results of operations and financial position.

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

     The shares used in the computation are as follows:

                               March 31, 2002           March 31, 2001

     Basic EPS                 1,700,000                1,700,000
     Diluted EPS               1,700,000                1,700,000


2.	STOCKHOLDERS' EQUITY

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

(CONTINUED)

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                  MARCH 31, 2002

2.	STOCKHOLDERS' EQUITY (Continued)

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carryforwards. At March 31, 2002, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                             $ 8,300
     Valuation allowance                             (8,300)
	 Net deferred tax assets recognized
       on the accompanying balance sheets           $     0

     The components of the income tax provision (benefit) consisted of the following for the three months ended March 31, 2002 and 2001 and the period from November 24, 1999 (inception) to March 31, 2002:

                                                November 24, 1999
                       Three Months Ended         (Inception) to
                            March 31,          September 30, 2001

                         2002        2001

Current                 $      0    $       0    $      0
Deferred                                 (250)     (8,300)
Tentative tax provision
 (benefit)                    (0)        (250)     (8,300)
Change in
  valuation allowance                     250       8,300
 Net income tax
  provision (benefit)   $      0    $       0    $      0

(CONTINUED)

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                  MARCH 31, 2002

4.	INCOME TAXES (Continued)


     The Company has a net operating and economic loss carryforward of Approximately $27,700 available to offset future federal and state taxable income through 2021 as follows:


             Year of Expiration               Amount

             2019                             $18,400
             2020                             $ 6,700
             2021                             $ 2,600


5.	GOING CONCERN

	The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

     The Company has been in the development stage since its inception in 1999 to present and has incurred substantial cumulative losses from its inception through March 31, 2002 amounting to $27,735. The Company's ability to meet its future obligations is dependent upon its ability to raise capital and close on the anticipated acquisition of eLiberation Corporation as discussed in Note 6 and 7. These factors raise doubt about the Company's ability to continue as a going concern. The shareholders believe that the necessary capital and the acquisition of eLiberation Corporation will take place on or after July 2002 and will provide for the Company to continue as a going concern.


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

(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           PROVIDENCE CAPITAL VI, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 2002

                      =====================================
                        THREE MONTHS ENDING MARCH 31, 2002
                      =====================================

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

     The Balance Sheet as of 03/31/2002 reflects $0.00 assets and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $27,735. The Company has also incurred a net loss to date of $27,735.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2002, reflects a total asset value of $0.00. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2002 through March 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           PROVIDENCE CAPITAL VI, INC.

                                           Nadeau & Simmons, P.C.

DATE: August 1, 2002                       By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent